Form 10-K
period 2007-12-31
HomeBanc 2007-1
filed 2008-03-28
CIK 1394855

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-129452-03

      HomeBanc Mortgage Trust 2007-1
      (exact name of issuing entity as specified in its charter)

      HMB Acceptance Corp. (depositor)
      (exact name of the registrant as specified in its charter)

      HomeBanc Mortgage Corporation
      (exact name of the sponsor as specified in its charter)



  Delaware                                20-1116280
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  2002 Summit Boulevard
  Suite 100
   Atlanta, GA                                30319
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (404) 497-1000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

On August 9, 2007, HomeBanc Corp., together with certain of its subsidiaries, including HomeBanc Mortgage Corporation (the Sponsor and the Servicer), and HMB Acceptance Corp. (the Depositor), filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (HomeBanc Mortgage Corporation, a Delaware corporation, et al., Case No. 07-11079 (KJC)). On August 10, 2007, the HomeBanc Corp. issued a press release announcing the filing of the voluntary petitions.

As of the date of this Annual Report on Form 10-K, a plan of reorganization has not been filed with respect to HomeBanc Corp. and its subsidiaries. HomeBanc Corp., HomeBanc Mortgage Corporation, et al are continuing to operate as debtors-in-possession.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated April 2, 2007, as amended and restated on April 3, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

HomeBanc Mortgage Corporation assessed its compliance with the applicable servicing criteria as of September 30, 2007 and for the Reporting Period has identified material instances of noncompliance with the servicing criteria set forth in Items 1122(d)(2)(vii) and 1122(d)(4)(viii) with respect to the Platform.

Bank Reconciliations 1122(d)(2)(vii):

Bank reconciliations were completed within 30 days of bank statement cutoff date for all months with the exception of August and September. This was caused by staffing issues after the Company filed bankruptcy. Effective October 1, 2007, the Company entered into a subservicing arrangement with a third party to ensure timely completion of all servicing activities.

Collection Activities 1122(d)(4)(viii):

Collection activities related to delinquent mortgage loans were not always performed within required time periods or documentation was not maintained to support this activity. The Company changed collection queues to prompt timely activity on accounts. In addition, effective October 1, 2007, the Company entered into a subservicing arrangement with a third party to ensure timely completion of all servicing activities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Trust Agreement dated March 29, 2007, among HMB Acceptance Corp., as Depositor, Wilmington Trust Company, as Delaware Trustee, and U.S. Bank National Association, as Trustee, originally filed on Form 8-K on April 13, 2007 and incorporated by reference herein.

  (4.2) Pooling and Servicing Agreement dated as of March 1, 2007, among HMB Acceptance Corp., as Depositor, HomeBanc Mortgage Corporation, as Seller and as Servicer, U.S. Bank National Association, as Trustee, Wilmington Trust Company, as Delaware Trustee and Wells Fargo Bank, N.A., as Master Servicer and as Securities Administrator, originally filed on Form 8-K on April 13, 2007 and incorporated by reference herein.

  (10.1) Incorporated by reference as Exhibit 4.1 and Exhibit 4.2.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    33.2 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    33.3 EMC Mortgage Corporation as Servicer
    33.4 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.5 HomeBanc Mortgage Corporation as Servicer
    33.6 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.8 U.S. Bank National Association as Custodian
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    34.2 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    34.3 EMC Mortgage Corporation as Servicer
    34.4 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.5 HomeBanc Mortgage Corporation as Servicer
    34.6 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.8 U.S. Bank National Association as Custodian
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    35.2 EMC Mortgage Corporation as Servicer
    35.3 HomeBanc Mortgage Corporation as Servicer
    35.4 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   HomeBanc Mortgage Trust 2007-1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Christina Hatfield
   Christina Hatfield, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Trust Agreement dated March 29, 2007, among HMB Acceptance Corp., as Depositor, Wilmington Trust Company, as Delaware Trustee, and U.S. Bank National Association, as Trustee, originally filed on Form 8-K on April 13, 2007 and incorporated by reference herein.

   (4.2) Pooling and Servicing Agreement dated as of March 1, 2007, among HMB Acceptance Corp., as Depositor, HomeBanc Mortgage Corporation, as Seller and as Servicer, U.S. Bank National Association, as Trustee, Wilmington Trust Company, as Delaware Trustee and Wells Fargo Bank, N.A., as Master Servicer and as Securities Administrator, originally filed on Form 8-K on April 13, 2007 and incorporated by reference herein.

   (10.1) Incorporated by reference as Exhibit 4.1 and Exhibit 4.2.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    33.2 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    33.3 EMC Mortgage Corporation as Servicer
    33.4 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.5 HomeBanc Mortgage Corporation as Servicer
    33.6 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.8 U.S. Bank National Association as Custodian
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    34.2 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    34.3 EMC Mortgage Corporation as Servicer
    34.4 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.5 HomeBanc Mortgage Corporation as Servicer
    34.6 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.8 U.S. Bank National Association as Custodian
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Chase Home Finance LLC as Sub-Servicer for JP Morgan Chase Bank, N.A.
    35.2 EMC Mortgage Corporation as Servicer
    35.3 HomeBanc Mortgage Corporation as Servicer
    35.4 JPMorgan Chase Bank, N.A. as Sub-Servicer for HomeBanc Mortgage Corporation
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
